Form 10QSB
period 2001-06-30
TELL A TALE INC
filed 2001-08-06
CIK 1109337

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2001
Common Stock, par value $0.001                     6,427,060

                        ITEM 1.  FINANCIAL STATEMENTS

                          TELL-A-TALE INCORPORATED
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2001


                                   ASSETS
                                              (Unaudited)     December 31,
                                             June 30, 2001        2000
                                             -------------    -------------
CURRENT ASSETS                                 $         0      $         0
                                               -----------      -----------
     TOTAL CURRENT ASSETS                      $         0      $         0
                                               -----------      -----------
     TOTAL ASSETS                              $         0      $         0
                                               ===========      ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,105
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                    $         0      $     1,105
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding           $         0      $         0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,427,060 and 5,000,000 shares issued
     and outstanding at June 30, 2001
     and December 31, 2000, respectively       $     6,427      $     5,000

     Additional paid in Capital                          0                0

     Deficit accumulated during
     the development stage                         (6,427)          (6,105)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                   $         0      $   (1,105)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========
  The accompanying notes are an integral part of these financial statements

	                 TELL-A-TALE INCORPORATED
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                                June 30, 2001
                                 (Unaudited)



                      Three      Three    Six Months Six Months   March 3,
                     Months      Months   Ended June Ended June     2000
                      Ended    Ended June  30, 2001   30, 2000  (Inception)
                    June 30,    30, 2000                        to June 30,
                      2001                                          2001
                    ---------   ---------  ---------  ---------  -----------
INCOME
 Revenue            $       0   $       0  $       0  $       0   $        0
                    ---------   ---------  ---------  ---------   ----------
EXPENSES
 General and
 Administrative     $      22   $   6,105  $     322  $   6,105   $    6,427
                    ---------   ---------  ---------  ---------   ----------
  Total Expenses    $      22   $   6,105  $     322  $   6,105   $    6,427
                    ---------   ---------  ---------  ---------   ----------
Net Loss            $    (22)   $ (6,105)  $   (322)  $ (6,105)   $  (6,427)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)     $   (.00)   $   (.00)  $   (.00)  $   (.00)   $    (.00)
                    =========   =========  =========  =========   ==========
Weighted average
Number of common
shares outstanding  6,427,060   5,000,000  6,427,060  5,000,000    6,427,060
                    =========   =========  =========  =========   ==========

















  The accompanying notes are an integral part of these financial statements

			   TELL-A-TALE INCORPORATED
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                June 30, 2001
                                 (Unaudited)

                           Three    Three      Six      Six      March 3,
                          Months    Months   Months   Months       2000
                           Ended    Ended    Ended    Ended     (Inception)
                           June    June 30,  June 30, June 30,  to June 30,
                            30,      2000     2001     2000        2001
                           2001
                          ------- --------- -------- ---------  ------------
Cash Flows from
Operating Activities:
 Net Loss                 $  (22) $ (6,105) $  (322) $ (6,105)  $    (6,427)

 Stock issued for                     5,000              5,000         5,000
services

 Changes in assets and
 Liabilities
  Officers advances            0      1,105  (1,105)     1,105             0
                         -------   -------- -------- ---------  ------------

Net cash used in
operating activities        (22)          0  (1,427)         0       (1,427)

Cash Flows from
investing activities           0          0        0         0             0

Cash Flows from
Financing Activities:
Issuance of common stock      22          0    1,427         0         1,427
                         -------   -------- -------- ---------   -----------

Net increase(decrease)
in cash                        0          0        0         0             0

Cash, beginning of             0          0        0         0             0
Period
                         -------   -------- -------- ---------   -----------

Cash, end of period      $     0   $      0 $      0 $       0   $         0
                         =======   ======== ======== =========   ===========

Non-Cash Transactions
 Interest Paid           $     0   $      0 $      0 $       0   $         0
                         =======   ======== ======== =========   ===========

 Taxes Paid              $     0   $      0 $      0 $       0   $         0
                         =======   ======== ======== =========   ===========

 Number of Shares
 issued for services           0  5,000,000        0 5,000,000     5,000,000
                         =======   ======== ======== =========   ===========





  The accompanying notes are an integral part of these financial statements

			 TELL-A-TALE INCORPORATED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001

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

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for cash of $22.06.

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

                          TELL-A-TALE INCORPORATED
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
                                June 30, 2001

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


                         TELL-A-TALE INCORPORATED


                         By:/s/Anthony N. DeMint
                              Anthony N. DeMint, President

August 1, 2001
Dated

                                EXHIBIT TABLE

Exhibit                              Description
Number
(1)       N/A
(2)       N/A
(3)(i)*   Articles of Incorporation
          (a) Articles of Incorporation
(3)(ii)*  Bylaws
          (a) Bylaws
(4)*      Instruments defining the rights of security holders:
(4)(i)    (a) Articles of Incorporation
          (b) Bylaws
          (c) Stock Certificate Specimen
(5)       N/A
(8)       N/A
(9)       N/A
(10)      N/A
(11) Contained in the Notes to the Financial Statements (filed herewith)
(13)      N/A
(15)      N/A
(16)      N/A
(17)      N/A
(18)      N/A
(19)      N/A
(20)      N/A
(21)      N/A
(22)      N/A
(23)      N/A
(24)      N/A
(25)      N/A
(26)      N/A
(99)      N/A
*Filed in Form 10SB
(PAGE)