Form 10QSB
period 2002-06-30
TELL A TALE INC
filed 2002-08-06
CIK 1109337

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2002

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2002
Common Stock, par value $0.001                     6,476,240


                        ITEM 1.  FINANCIAL STATEMENTS

                          TELL-A-TALE INCORPORATED
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (Unaudited)

                                   ASSETS

                                                          June 30,
                                                    2002           2001
CURRENT ASSETS                                   $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                                   0              0
                                                 ------------   ------------
OTHER ASSETS                                                0              0
                                                 ------------   ------------
     TOTAL OTHER ASSETS                                     0              0
                                                 ------------   ------------
                                                 $          0   $          0
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers Advances (Note #7)                    $          0   $          0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                              0              0
                                                 ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value
   authorized 5,000,000 shares;
   None issued and Outstanding                              0              0

   Common stock, $.001 par value,
   authorized 20,000,000 shares;
   6,476,240 and 6,427,060 issued and
   outstanding at June 30, 2002 and 2001                6,476          6,427

Additional paid-in capital                                  0              0

(Deficit) accumulated during
development stage                                     (6,476)        (6,427)
                                                  -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY                             0              0
                                                  -----------    -----------

                                                  $         0    $         0
                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements

                          TELL-A-TALE INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                   March 3,
                       Three      Three                              2000
                      Months     Months   Six Months Six Months   (Inception)
                    Ended June Ended June Ended June Ended June   to June 30,
                     30, 2002   30, 2001   30, 2002   30, 2001       2002
INCOME
Revenue             $       0     $      0   $      0   $       0   $        0
                    ---------     --------   --------   ---------   ----------
EXPENSE
General and
Administrative            22           22         22         322        6,476
                    ---------     --------   --------   ---------   ----------
TOTAL EXPENSES            22           22         22         322        6,476
                    ---------     --------   --------   ---------   ----------
NET (LOSS)          $    (22)     $   (22)   $   (22)   $   (322)   $  (6,476)
                    =========     ========   ========   =========   ==========
Net Loss
Per Weighted Share  $   (.00)     $  (.00)   $  (.00)   $   (.00)   $    (.00)
                    =========     ========   ========   =========   ==========
Weighted average
number of common
shares outstanding  6,476,240    6,427,060  6,476,240   6,427,060    6,476,240
                    =========    =========  =========   =========   ==========

  The accompanying notes are an integral part of these financial statements

                          TELL-A-TALE INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                          Three     Three      Six                March 3,
                         Months    Months    Months                 2000
                          Ended     Ended     Ended   Six Months (Inception)
                        June 30,  June 30,  June 30,  Ended June to June 30,
                          2002      2001      2002     30, 2001     2002
Cash Flows from
Operating Activities:
  Net (loss)              $  (22)   $  (22)  $   (22)  $   (322)  $  (6,476)
  Stock issued for              0         0         0          0       5,000
services
  Stock issued to
convert debt to equity         22        22        22      1,427       1,476

Changes in assets and
Liabilities:
  Officers Advances             0         0         0    (1,105)           0
                          -------   -------  --------  ---------  ----------
Net cash (used) in
operating activities            0         0         0          0           0

Cash Flows from
Investing Activities:           0         0         0          0           0

Cash Flows from
Financing Activities            0         0         0          0           0
                          -------   -------  --------  ---------  ----------
Net increase in cash            0         0         0          0           0

Cash,
beginning of period             0         0         0          0           0
                          -------   -------  --------  ---------  ----------
Cash,
end of period             $     0   $     0  $      0  $       0  $        0
                          =======   =======  ========  =========  ==========
Supplemental Disclosure
 Interest Paid            $     0   $     0  $      0  $       0  $        0
                          =======   =======  ========  =========  ==========
 Taxes Paid               $     0   $     0  $      0  $       0  $        0
                          =======   =======  ========  =========  ==========
Non-Cash Transactions
 Number of Shares
  issued for services          0          0         0          0   5,000,000
                         =======    =======  ========  =========   =========
Number of Shares issued
 To convert debt to
equity                    21,880     22,060    21,880  1,427,060   1,476,240
                         =======    =======  ========  =========   =========

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

     On April 1, 2002 the Company issued an officer of the Company 21,880 shares of its $.001 par value common stock for conversion of debt to equity of $21.88. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

                          TELL-A-TALE INCORPORATED
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

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


Dated:    August 6, 2002

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